Form 10-Q
period 2025-03-31
Gores Holdings X, Inc. / CI
filed 2025-06-13
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-42628

GORES HOLDINGS X, INC.

(Exact name of registrant as specified in its Charter)

Cayman Islands	98-1740672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6260 Lookout Rd.
Boulder, CO, 80301
(Address of principal executive offices)

(303) 531-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	GTEN	The Nasdaq Stock Market, LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GTENW	The Nasdaq Stock Market, LLC
Units, each consisting of one Class A ordinary share and one-fourth of one warrant	GTENU	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yeshs ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐s

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒ No ☐

As of June 13, 2025, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025
	(unaudited)	December 31, 2024
ASSETS:
Current assets:
Cash	$2,774	$2,774
Deferred offering costs associated with proposed public offering	1,910,035	1,181,858
Total assets	$1,912,809	$1,184,632

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$1,833,947	$1,051,731
Notes payable - related party	172,901	172,901
Total liabilities	2,006,848	1,224,632

Commitments and contingencies
Shareholder's deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding	897	897
Additional paid-in capital	24,103	24,103
Accumulated deficit	(119,039)	(65,000)
Total shareholder's deficit	(94,039)	(40,000)
Total liabilities and shareholder's deficit	$1,912,809	$1,184,632

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

See accompanying notes to the unaudited, interim, condensed financial statements.

	Three	Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
Professional fees and other expenses	$(54,039)	$—
Net income/(loss)	$(54,039)	$—

Net loss per ordinary share:
Weighted average ordinary shares outstanding, basic & diluted	8,970,000	—
Basic and diluted net income/(loss) per share	$(0.01)	$—

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class B Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	(54,039)	(54,039)
Balance at March 31, 2025	8,970,000	$897	$24,103	$(119,039)	$(94,039)

	Class B Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2024	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net income	-	-	-	-	-
Balance at March 31, 2024	8,970,000	$897	$24,103	$(65,000)	$(40,000)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(54,039)	$—
Changes in operating assets and liabilities:
Accrued expenses, formation and offering costs	54,039	(49,101)
Net cash used in operating activities	—	(49,101)
Cash flows from financing activities:
Proceeds from notes payable — related party	—	49,101
Net cash provided by financing activities	—	49,101
Net change in cash	—	—
Cash at beginning of period	2,774	2,774
Cash at end of period	$2,774	$2,774

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$728,177	$—

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

NOTES TO THE UNAUDITED, INTERIM, CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

Organization and General

Gores Holdings X, Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 26, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through March 31, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Gores Sponsor X LLC, a Cayman Islands exempted limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on May 1, 2025. On May 5, 2025, the Company consummated the IPO of 35,880,000 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 4,680,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $358,800,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-fourth of one warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of approximately $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the IPO, management has agreed that $10.00 per unit sold in the IPO, including proceeds of the sale of the Private Placement Shares, will be held in a trust account (“Trust Account”) and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, subject to the limitations described herein, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned thereon (net of amounts withdrawn or eligible to be withdrawn to fund our regulatory compliance requirements and other costs related thereto, working capital requirements, in each case subject to the limitations described herein, and/or to pay our taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us), divided by the number of then issued and outstanding public Class A ordinary shares, subject to applicable law. As further described in this prospectus, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering.

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased in or after the IPO in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination.

The Company has until the date that is 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial business combination. If the Company is unable to complete its Business Combination within 24 months (or 27 months if the Company has executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned thereon (net of amounts withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

If the Company anticipates that it may be unable to consummate its initial business combination within such 24-month (or 27-month) period, the Company may seek shareholder approval to amend its amended and restated memorandum and articles of association to further extend the date by which the Company must consummate its initial Business Combination. If the Company seeks shareholder approval for an extension, and the related amendments are implemented by the Company’s board of directors, holders of the Company’s public Class A ordinary shares will be offered an opportunity to redeem their shares, subject to applicable law. The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Use of Estimates

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Basic and diluted net income/(loss) per Class B ordinary share:
Numerator:
Net income/(loss)	$(54,039)	$0

Denominator:
Weighted-average Class B ordinary shares outstanding	8,970,000	8,970,000
Basic and diluted net income/(loss) per Class B ordinary share	$(0.01)	$-

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $2,774 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $1,910,035 and $1,181,858 as of March 31, 2025 and December 31, 2024, respectively, consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to shareholders’ deficit upon the completion of the Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

- Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

- Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

- Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or noncurrent based on whether or not settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Warrants are deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 815.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 5, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares will be classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Public Units

Pursuant to the Public Offering, on May 5, 2025, the Company sold 35,880,000 units at a price of $10.00 per unit (the “Units”), including 4,680,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $358,800,000. Each whole warrant is exercisable to purchase one Class A ordinary share. Only whole warrants are exercisable. Each unit will consist of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant is exercisable to purchase one Class A ordinary share. Only whole warrants are exercisable. Each warrant will become exercisable 30 days after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary share issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances), in each case as described in the warrant agreement. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the period allotted, the warrants will expire at the end of such period. While the Company has registered the offer of the Class A ordinary shares issuable upon the exercise of the warrants under the Securities Act as part of the Registration Statement of which the prospectus forms a part, the prospectus cannot be used for the purpose of a future decision to exercise the warrants, and the Company does not plan on keeping a prospectus current until after the closing of the initial business combination in accordance with the terms of the warrant agreement.

Under the terms of the warrant agreement, the Company has agreed that as soon as practicable following the closing of the initial business combination, but in no event later than 20 business days thereafter, the Company will use its commercially reasonable efforts to file a registration statement on Form S-1 or F-1, as applicable, under the Securities Act covering the issuance of such shares upon exercise of the warrants.

The Company paid an upfront underwriting discount of $0.008 ($250,000) of the per Unit offering price, not including the Units sold per the exercise of the underwriter’s exercise of the over-allotment option, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.00% ($10,764,000) of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

In addition to the deferred underwriting discounts, the Company will engage Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% ($10,764,000)

of the gross proceeds raised in the IPO, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services.

4. Related Party Transactions

Founder Shares

On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. Up to 1,170,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. Pursuant to the Public Offering, the Underwriters fully exercised their over-allotment option; therefore, the 1,170,000 shares are no longer subject to forfeiture. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding following the surrender on February 3, 2025 and dividend on May 1, 2025 was determined based on the total size of this offering of 35,880,000 shares (considering the exercise of the full underwriter’s over-allotment option), and therefore that such Founder Shares represents 20.00% of the outstanding shares after this offering (excluding the private placement shares).

After taking into account the issuance of the private placement shares, the Sponsor owns an aggregate of 9,195,000 ordinary shares or 20.4% of the Company’s issued and outstanding ordinary shares immediately following the completion of the IPO. Any conversion of Class B ordinary shares described in the prospectus will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Except as described in the prospectus, the Sponsor and the Company’s initial shareholders have agreed not to transfer, assign or sell (i) any of their Founder Shares until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the rights to exchange their ordinary shares for cash, securities or other property, and (ii) any of the private placement shares until 30 days after the completion of the Company’s initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares or private placement shares.

Private Placement

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of approximately $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Related Party Loans

Prior to the completion of the IPO, the Sponsor loaned the Company an aggregate of $231,901 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the IPO. As of March 31, 2025 and December 31, 2024, the outstanding balance on the Note was $172,901. The Note was repaid on May 5, 2025, after completion of the IPO and is no longer available after closing.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial support. Services commenced on May 1, 2025 (the date the securities were first listed) and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In addition, the Company has agreed that it will indemnify the Sponsor from any claims arising out of or relating to this offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account.

The Administrative Services Agreement was not in effect as of March 31, 2025, so no fees were incurred or paid as of the three months ended March 31, 2025 and 2024.

5. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of the Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was paid a commission of $0.008 per unit on all units sold other than units sold per the underwriter’s over-allotment option ($250,000 in the aggregate) upon the closing of the IPO.

The underwriter will also be entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the IPO held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, but such deferred underwriting discount shall be subject to pro-rata reduction based on the number of Class A ordinary shares redeemed by the Company’s public shareholders. Such deferred commissions will be subject to pro rata reduction based on the extent of redemptions that reduce the amount of the trust account at the time of the Company’s consummation of its initial business combination. The deferred commissions may be allocated to members of FINRA who have assisted in the consummation of the Company’s initial business combination, at the discretion of the Company.

Advisory Fee

In addition to the deferred underwriting discounts, the Company will engage Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% ($10,764,000) of the gross proceeds raised in the IPO, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services. The Company is committed to pay a deferred underwriting discount totaling $18,375,000, or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares in this offering) after this offering. Up to 1,170,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment is exercised..

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

7.	Public Shareholder Warrants

Pursuant to the Public Offering, on May 5, 2025, there were 8,970,000 warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

The warrants will become exercisable 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company is not registering the Class A Ordinary Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable following the closing of the initial business combination, but in no event later than twenty (20) business days after the closing of the initial business combination, the Company will use commercially reasonable efforts to file and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants, to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed; provided, that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

The Company accounts for the 8,970,000 warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and charges the costs associated with issuing such warrants to operations. The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of the IPO.

Accordingly, the Company classified the warrants as a liability at their fair value and allocated a portion of the proceeds from the issuance of the Units to the warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

8. Fair Value Measurement

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used sin measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The Company has determined that warrants issued in connection with the IPO are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and will use observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. On March 31, 2025, there were no issued or outstanding warrants.

9. Risk and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade and tariffs, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

10. Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three	Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
Professional fees and other expenses	$(54,039)	$-

Professional fees and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Offering and eventually a Business Combination within the business combination period. The CODM also reviews professional fees and other expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Professional fees and other expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

11. Subsequent Events

The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on May 1, 2025. On May 5, 2025, the Company consummated the IPO of 35,880,000 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 4,680,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $358,800,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-fourth of one warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of approximately $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q. References to the “Company,” “our,” “us” or “we” refer to Gores Holdings X, Inc., a blank check company incorporated in Delaware on June 26, 2023. References to our “Sponsor” refer to Gores Sponsor X LLC, an affiliate of Mr. Alec E. Gores, our Chairman. References to “Gores” or “The Gores Group” refer to The Gores Group LLC, an affiliate of our Sponsor. References to our “Public Offering” refer to the initial public offering of Gores Holdings X, Inc., which closed on May 5, 2025 (the “IPO Closing Date”).

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

Gores Holdings X, Inc. is a blank check company incorporated as a Cayman Islands exempted company on June 26, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses .

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination.

Results of Operations

For the three months ended March 31, 2025, the Company had a net loss of ($54,039).

For the three months ended March 31, 2024, the Company had no income or expenses.

Our business activities during the quarter mainly consisted of preparation for the inital public offering consummated on May 5, 2025. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by May 5, 2027. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying condensed unaudited financial statements, at March 31, 2025, the Company had $2,774 in cash and deferred offering costs of $1,910,035. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On May 5, 2025, the Company consummated the IPO of 35,880,000 units, including the exercise in full by the underwriter of an option to purchase up to 4,680,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $358,800,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-fourth of one warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of approximately $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of March 31, 2025, no amounts had accrued under this agreement.

The underwriters are entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

In addition to the deferred underwriting discounts, the Company will engage Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% ($10,764,000) of the gross proceeds raised in the IPO, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

The underwriters are entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Warrant Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Warrants are deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 815.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended March 31, 2025 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended March 31, 2025. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

We are currently not required to comply with Section 404(a) and (b) of the Sarbanes-Oxley Act. We will be required to comply with Section 404(a) and (b) of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our business combination may have internal controls that need improvement in areas such as:

• staffing for financial, accounting and external reporting areas, including segregation of duties;

• reconciliation of accounts;

• proper recording of expenses and liabilities in the period to which they relate;

• evidence of internal review and approval of accounting transactions;

• documentation of processes, assumptions and conclusions underlying significant estimates; and

• documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on May 5, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on May 5, 2025.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding following the surrender on February 3, 2025 and dividend on May 1, 2025 was determined based on the total size of this offering of 35,880,000 shares (considering the exercise of the full underwriter’s over-allotment option), and therefore that such Founder Shares represents 20.00% of the outstanding shares after this offering (excluding the private placement shares).

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of approximately $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On May 1, 2025, our registration statement on Form S‑1 (File No. 333-286495) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 35,880,000 Units at an offering price to the public of $10.00 per Unit, generating gross proceeds of $358,800,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $360,880,000, of which $358,800,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the trustee.

Through March 31, 2025, we incurred $1,910,035 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated May 5, 2025 which was filed with the SEC.

As of March 31, 2025, after giving effect to our Public Offering and our operations subsequent thereto, $64,293,805 was held in the Trust Account, and we had $673,751 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

1.1

Underwriting Agreement, dated May 1, 2025, by and between the Company and Santander US Capital Markets LLC. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on April 29, 2025).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on April 29, 2025).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1 filed by the Registrant on April 29, 2025).

4.4

Warrant Agreement, dated May 5, 2025, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS X, INC.

Date: June 13, 2025	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)