Form 10-Q
period 2025-06-30
Gores Holdings X, Inc. / CI
filed 2025-08-13
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 12, 2025, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025
	(unaudited)	December 31, 2024
ASSETS:
Current assets:
Cash	$320,648	$2,774
Deferred offering costs associated with public offering	—	1,181,858
Prepaid expenses	540,253	—
Total current assets	860,901	1,184,632
Cash and investments held in Trust Account	361,106,234	—
Total assets	$361,967,135	$1,184,632

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$1,519,818	$1,051,731
Notes payable - related party	—	172,901
Total current liabilities:	1,519,818	1,224,632
Public warrants derivative liability	5,292,300	—
Advisory fee	10,764,000	—
Deferred underwriting compensation	10,764,000	—
Total liabilities	28,340,118	1,224,632

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 and -0- shares, respectively (at redemption value of $10.05 and $0.00 per share, respectively)	360,606,911	—
Shareholder's deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 and -0- shares, respectively, issued and outstanding, excluding 35,880,000 and -0- shares, respectively, subject to possible redemption	23	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding(1)(2)	897	897
Additional paid-in capital	—	24,103
Accumulated deficit	(26,980,814)	(65,000)
Total shareholder's deficit	(26,979,894)	(40,000)
Total liabilities and shareholder's deficit	$361,967,135	$1,184,632

(1) At December 31, 2024, included an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. All share data has been retroactively presented.

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Professional fees and other expenses	$(174,737)	$—	$(228,776)	$—
Net loss from operations	(174,737)	—	(228,776)	—
Change in fair value of public warrant liabilities	(3,767,400)	—	(3,767,400)	—
Allocated expense for warrant issuance cost	(101,971)	—	(101,971)	—
Other income - interest income	2,306,234	—	2,306,234	—
Net loss	$(1,737,874)	$—	$(1,791,913)	$—

Net loss per ordinary share:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	22,474,286	—	11,299,227	—
Basic net loss per share, Class A redeemable ordinary shares	$(0.93)	$—	$(1.49)	$—
Diluted net loss per share, Class A redeemable ordinary shares	$(0.92)	$—	$(1.43)	$—
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	140,934	—	70,856	—
Basic net loss per share, Class A non-redeemable ordinary shares	$(0.93)	$—	$(1.49)	$—
Diluted net loss per share, Class A non-redeemable ordinary shares	$(0.92)	$—	$(1.43)	$—
Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	8,532,857	7,800,000	8,168,453	7,800,000
Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	7,800,000	8,970,000	7,800,000
Basic net loss per share, Class B ordinary shares	$(0.93)	$—	$(1.49)	$—
Diluted net loss per share, Class B ordinary shares	$(0.92)	$—	$(1.43)	$—

(1) At December 31, 2024, excluded an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares.

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three and Six Months Ended June 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	(54,039)	(54,039)
Balance at March 31, 2025	-	-	8,970,000	897	24,103	(119,039)	(94,039)
Proceeds from Class A Private Placement Shares	225,000	23	-	-	2,249,977	-	2,250,000
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(2,274,080)	(25,123,901)	(27,397,981)
Net loss	-	-	-	-	-	(1,737,874)	(1,737,874)
Balance at June 30, 2025	225,000	$23	8,970,000	$897	$-	$(26,980,814)	$(26,979,894)

	For the Three and Six Months Ended June 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	-	-
Balance at March 31, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	-	-
Balance at June 30, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)

(1) At December 31, 2024, included an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. All share data has been retroactively presented.

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	(1,791,913)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Allocated expense for warrant issuance cost	101,971	—
Interest reinvested in the Trust Account	(2,306,234)	—
Loss from change in fair value of public warrant liabilities	3,767,400	—
Changes in operating assets and liabilities:
Prepaid assets	(540,253)	—
Accrued expenses, formation and offering costs	468,087	(49,101)
Net cash used in operating activities	(300,942)	(49,101)
Cash flows from investing activities:
Cash deposited in trust account	(358,800,000)	—
Net cash used in investing activities	(358,800,000)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	358,800,000	—
Proceeds from sale of Private Placement Shares to Sponsor	2,250,000	—
Deferred offering costs	(461,412)	—
Payment of accrued offering costs	(746,871)	—
Payment of underwriters’ discounts and commissions	(250,000)	—
Proceeds from notes payable — related party	59,000	49,101
Repayment of notes payable – related party	(231,901)	—
Net cash provided by financing activities	359,418,816	—
Net change in cash	317,874	—
Cash at beginning of period	2,774	2,774
Cash at end of period	$320,648	$2,774

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$1,521,318	$—
Advisory fee	10,764,000	—
Deferred underwriting compensation	10,764,000
Offering costs charged to additional paid in capital	2,390,141
Initial classification of warrant liability - public	1,524,900	—

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below, and searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Gores Sponsor X LLC, a Cayman Islands exempted limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on May 1, 2025. On May 5, 2025, the Company consummated the IPO of 35,880,000 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 4,680,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $358,800,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-fourth of one warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.Transaction costs amounted to $10,605,256, consisting of $3,320,000 of cash underwriting fee, $6,640,000 of deferred underwriting fee, and $645,256 of other offering costs.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Offering costs amounted to $24,168,141, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,390,141 of other offering costs.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, subject to the limitations described herein, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned thereon (net of up to $600,000 per year withdrawn or eligible to be withdrawn to fund our regulatory compliance requirements and other costs related thereto, working capital requirements, in each case subject to the limitations described herein, and/or to pay our taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us), divided by the number of then issued and outstanding public Class A ordinary shares, subject to applicable law. As further described in this prospectus, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering.

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

The Company has until the date that is 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial business combination. If the Company is unable to complete its Business Combination within 24 months (or 27 months if the Company has executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(20,896,139)	(131,038)	(7,933,679)
Diluted allocation of net loss including accretion of temporary equity	$(20,606,934)	$(129,224)	$(8,224,697)	$-	$-	$-

Denominator:
Basic weighted-average shares outstanding	22,474,286	140,934	8,532,857	-	-	7,800,000
Diluted weighted-average shares outstanding	22,474,286	140,934	8,970,000	-	-	7,800,000
Basic net loss per common share	$(0.93)	$(0.93)	$(0.93)	$-	$-	$-
Diluted net loss per common share	$(0.92)	$(0.92)	$(0.92)	$-	$-	$-

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(16,779,449)	(105,222)	(12,130,223)
Diluted allocation of net loss including accretion of temporary equity	$(16,118,217)	$(101,076)	$(12,795,602)	$-	$-	$-

Denominator:
Basic weighted-average shares outstanding	11,299,227	70,856	8,168,453	-	-	7,800,000
Diluted weighted-average shares outstanding	11,299,227	70,856	8,970,000	-	-	7,800,000
Basic net loss per common share	$(1.49)	$(1.49)	$(1.49)	$-	$-	$-
Diluted net loss per common share	$(1.43)	$(1.43)	$(1.43)	$-	$-	$-

(1) At December 31, 2024, excluded an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents held outside the Trust account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs amounted to $24,168,141, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,390,141 of other offering costs.

Financial Accounting Standagrds Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants were charged as an expense as Public Warrants, after management's evaluation, were accounted for under liability treatment.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or noncurrent based on whether or not settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Warrants are deemed to be a freestanding financial instrument accounted for as a liability pursuant to ASC 815.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Class A ordinary shares will be classified outside of permanent equity.

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

Liquidity and Going Concern Consideration

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the date that is 24 months from the closing of the IPO (or 27 months from the closing of the IPO if the Company has executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination in that time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at June 30, 2025 and December 31, 2024, the Company had current liabilities of $1,519,818 and $1,224,632, respectively, and working capital deficit of ($658,917) and ($40,000), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2025 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan..

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination in the time allowed, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination in the time allowed, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

Due to the amount of time left to complete a Business Combination, funds available for operating costs via the regulatory and tax withdrawal rights, and the funds available under the loan from Sponsor, management believes that substantial doubt is alleviated.

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

The Company paid an upfront underwriting discount of $0.008, equaling $250,000, of the per Unit offering price, not including the Units sold per the exercise of the underwriter’s exercise of the over-allotment option, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.00% ($10,764,000) of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at May 5, 2025 was a liability of $1,524,900. At June 30, 2025, the fair value of the public warrants increased to $5,292,400. The change in fair value of $3,767,400 is reflected as a loss in the condensed statements of operations.

All of the 35,880,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given the Class A ordinary shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2025, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

As of June 30, 2025
Gross proceeds	$358,800,000
Less:
Proceeds allocated to public warrants	(1,524,900)
Class A ordinary shares issuance costs	(23,891,170)
Plus:
Accretion for Class A ordinary shares to redemption amount	27,222,981
Class A ordinary shares subject to possible redemption	$360,606,911

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

Private Placement

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement

Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Related Party Loans

Prior to the completion of the IPO, the Sponsor loaned the Company an aggregate of $231,901 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the IPO. As of June 30, 2025 and December 31, 2024, the outstanding balance on the Note was $0 and $172,901, respectively. The Note was repaid on May 5, 2025, after completion of the IPO and is no longer available after closing.

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

For the three months ending June 30, 2025 and 2024, the Company incurred and paid the affiliate $39,355 and $0, respectively.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 36,105,000 and -0- Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares in this offering) after this offering.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

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

The Company has determined that warrants issued in connection with the IPO are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and will use observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. At June 30, 2025, there were observable transactions and adequate trading volume in the Company’s public warrants to provide a reliable indication of value. The Public Warrants were valued at $0.59 per warrant at June 30, 2025.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2025, is classified as Level 1 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2025, the aggregate value of the Public Warrants was approximately $5.3 million based on the closing price of GTENW on that date of $0.59 per warrant.

As of May 5, 2025, the aggregate value of the Public Warrants was approximately $1.5 million.The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants at initial recording:

May 5, 2025
Implied Class A ordinary share price	$9.96
Exercise price	$11.5
Simulation term (years)	2.8
Risk-free rate (continuous)	3.76%
Selected volatility	5.00%

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	June 30
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$361,106,234	$361,106,234	$—	$—

Public warrants	$5,292,300	$5,292,300	$—	$—

	May 5
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$358,800,000	$358,800,000	$—	$—

Public warrants	$1,524,900	$—	$—	$1,524,900

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. On June 30, 2025, the Public warrants moved from Level 3 to Level 1.

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

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the unaudited condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

				June 30,	December 31,
				2025	2025
Cash				$320,648	$2,774
Cash and investments held in Trust Account				$361,106,234	$-

	Three		Three	Six	Six
	Months Ended		Months Ended	Months Ended	Months Ended
	June 30, 2025		June 30, 2024	June 30, 2025	June 30, 2024
Professional fees and other expenses	$(174,737)	$		$(228,776)	$
Interest earned on investments held in Trust Account	$2,306,234		$-	$2,306,234	$-

Professional fees and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews professional fees and other expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Professional fees and other expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

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

Results of Operations

For the three months ended June 30, 2025, the Company had a net loss of ($1,737,874) of which ($3,767,400) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the six months ended June 30, 2025, the Company had a net loss of ($1,791,913) of which ($3,767,400) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended June 30, 2024, the Company had no income or expenses.

For the six months ended June 30, 2024, the Company had no income or expenses.

Our business activities during the quarter mainly consisted of preparation for the initial public offering consummated on May 5, 2025 and seeking a target thereafter. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by May 5, 2027. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying condensed unaudited financial statements, at June 30, 2025, the Company had $2,774 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2025, no amounts had accrued under this agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended June 30, 2025 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended June 30, 2025. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneously with the closing of the IPO, pursuant to the Private Placement Shares Purchase Agreement, the Company completed the private sale of an aggregate of 225,000 Class A Ordinary Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,250,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the Units sold in the IPO, except as otherwise disclosed in the Company’s Registration Statement for its IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Through June 30, 2025, we incurred $2,456,141 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

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

As of June 30, 2025, after giving effect to our Public Offering and our operations subsequent thereto, $361,106,234 was held in the Trust Account, and we had $320,648 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS X, INC.

Date: August 12, 2025	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)