Form 10-Q
period 2025-09-30
Gores Holdings X, Inc. / CI
filed 2025-11-12
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	September 30, 2025
	(unaudited)	December 31, 2024
ASSETS:
Current assets:
Cash	$208,222	$2,774
Deferred offering costs associated with public offering	—	1,181,858
Prepaid expenses	447,993	—
Total current assets	656,215	1,184,632
Cash and investments held in Trust Account	364,813,852	—
Total assets	$365,470,067	$1,184,632

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$1,653,172	$1,051,731
Notes payable - related party	—	172,901
Total current liabilities:	1,653,172	1,224,632
Public warrants derivative liability	6,817,200	—
Advisory fee	10,764,000	—
Deferred underwriting compensation	10,764,000	—
Total liabilities	29,998,372	1,224,632

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 and -0- shares, respectively (at redemption value of $10.15 and $0.00 per share, respectively)	364,204,063	—
Shareholder's deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 and -0- shares, respectively, issued and outstanding, excluding 35,880,000 and -0- shares, respectively, subject to possible redemption	23	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding(1)(2)	897	897
Additional paid-in capital	—	24,103
Accumulated deficit	(28,733,288)	(65,000)
Total shareholder's deficit	(28,732,368)	(40,000)
Total liabilities and shareholder's deficit	$365,470,067	$1,184,632

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Professional fees and other expenses	$(338,040)	$—	$(566,816)	$—
Net loss from operations	(338,040)	—	(566,816)	—
Change in fair value of public warrant liabilities	(1,524,900)	—	(5,292,300)	—
Allocated expense for warrant issuance cost	(1,062)	—	(103,033)	—
Other income - interest income	3,707,618	—	6,013,852	—
Net income	$1,843,616	$—	$51,703	$—

Net loss per ordinary share:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	35,880,000	—	19,582,857	—
Basic net loss per share, Class A redeemable ordinary shares	$(0.65)	$—	$(1.10)	$—
Diluted net loss per share, Class A redeemable ordinary shares	$(0.65)	$—	$(1.08)	$—
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	225,000	—	122,802	—
Basic net loss per share, Class A non-redeemable ordinary shares	$(0.65)	$—	$(1.10)	$—
Diluted net loss per share, Class A non-redeemable ordinary shares	$(0.65)	$—	$(1.08)	$—
Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	7,800,000	8,438,571	7,800,000
Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	7,800,000	8,970,000	7,800,000
Basic net loss per share, Class B ordinary shares	$(0.65)	$—	$(1.10)	$—
Diluted net loss per share, Class B ordinary shares	$(0.65)	$—	$(1.08)	$—

(1) Until the completion of the IPO on May 5, 2025, an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture and excluded from diluted shares outstanding.

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

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended September 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2025	225,000	$23	8,970,000	$897	$-	$(26,980,814)	$(26,979,894)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	1,062	1,062
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(3,597,152)	(3,597,152)
Net income	-	-	-	-	-	1,843,616	1,843,616
Balance at September 30, 2025	225,000	$23	8,970,000	$897	$-	$(28,733,288)	$(28,732,368)

	For the Nine Months Ended September 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Proceeds from Class A Private Placement Shares	225,000	23	-	-	2,249,977	-	2,250,000
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(2,274,080)	(25,122,839)	(27,396,919)
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(3,597,152)	(3,597,152)
Net income	-	-	-	-	-	51,703	51,703
Balance at September 30, 2025	225,000	$23	8,970,000	$897	$-	$(28,733,288)	$(28,732,368)

	For the Three Months Ended September 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net income	-	-	-	-	-	-	-
Balance at September 30, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)

	For the Nine Months Ended September 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net income	-	-	-	-	-	-	-
Balance at September 30, 2024	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net income	$51,703	$—
Adjustments to reconcile net income to net cash used in operating activities
Allocated expense for warrant issuance cost	103,033	—
Interest reinvested in the Trust Account	(6,013,852)	—
Loss from change in fair value of public warrant liabilities	5,292,300	—
Changes in operating assets and liabilities:
Prepaid assets	(447,993)	—
Accrued expenses, formation and offering costs	601,441	(49,101)
Net cash used in operating activities	(413,368)	(49,101)
Cash flows from investing activities:
Cash deposited in Trust Account	(358,800,000)	—
Net cash used in investing activities	(358,800,000)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	358,800,000	—
Proceeds from sale of Private Placement Shares to Sponsor	2,250,000	—
Deferred offering costs	(461,412)	—
Payment of accrued offering costs	(746,871)	—
Payment of underwriters’ discounts and commissions	(250,000)	—
Proceeds from notes payable — related party	59,000	49,101
Repayment of notes payable – related party	(231,901)	—
Net cash provided by financing activities	359,418,816	—
Net change in cash	205,448	—
Cash at beginning of period	2,774	2,774
Cash at end of period	$208,222	$2,774

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$1,521,318	$—
Advisory fee	10,764,000	—
Deferred underwriting compensation	10,764,000	—
Offering costs charged to additional paid in capital	2,362,108	—
Initial classification of warrant liability - public	1,524,900	—

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequently searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $24,243,141, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,465,141 of other offering costs.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, subject to the limitations described herein, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned thereon (net of up to $600,000 per year withdrawn or eligible to be withdrawn to fund our regulatory compliance requirements and other costs related thereto, working capital requirements, in each case subject to the limitations described herein, and/or to pay our taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us), divided by the number of then issued and outstanding public Class A ordinary shares, subject to applicable law. As further described in this prospectus, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering.

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

The Company has until until May 4, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 4, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial business combination. If the Company is unable to complete its Business Combination by until May 4, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination May 4, 2027), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(23,263,657)	(145,884)	(5,815,914)	-	-	-
Diluted allocation of net loss including accretion of temporary equity	$(23,263,657)	$(145,884)	$(5,815,914)	$-	$-	$-

Denominator:
Basic weighted-average shares outstanding	35,880,000	225,000	8,970,000	-	-	7,800,000
Diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	-	-	7,800,000
Basic net loss per common share	$(0.65)	$(0.65)	$(0.65)	$-	$-	$-
Diluted net loss per common share	$(0.65)	$(0.65)	$(0.65)	$-	$-	$-

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(21,581,996)	(135,339)	(9,300,033)	-	-	-
Diluted allocation of net loss including accretion of temporary equity	$(21,182,030)	$(132,830)	$(9,702,507)	$-	$-	$-

Denominator:
Basic weighted-average shares outstanding	19,582,857	122,802	8,438,571	-	-	7,800,000
Diluted weighted-average shares outstanding	19,582,857	122,802	8,970,000	-	-	7,800,000
Basic net loss per common share	$(1.10)	$(1.10)	$(1.10)	$-	$-	$-
Diluted net loss per common share	$(1.08)	$(1.08)	$(1.08)	$-	$-	$-

(1) Until the completion of the IPO on May 5, 2025, an aggregate of up to 1,170,000 Class B ordinary shares, $0.0001 par value, were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture and excluded from diluted shares outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents held outside the Trust account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs amounted to $24,243,141, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,465,141 of other offering costs.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants were charged as an expense as Public Warrants, after management's evaluation, were accounted for under liability treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or noncurrent based on whether or not settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Warrants are deemed to be a freestanding financial instrument accounted for as a liability pursuant to ASC 815.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Liquidity and Going Concern Consideration

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until May 4, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination in that time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at September 30, 2025 and December 31, 2024, the Company had current liabilities of $1,653,172 and $1,224,632, respectively, and working capital deficit of ($1,444,950) and ($40,000), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2025 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the trust account that may be released to us to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the trust account may be released to us during the three month period that will begin 24 months from the closing of this offering if we have executed a definitive agreement for an initial business combination within 24 months from the closing of this offering), plus additional amounts of interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

Due to the amount of time left to complete a Business Combination, funds available for operating costs via the regulatory and tax withdrawal rights, management believes that substantial doubt is alleviated.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at May 5, 2025 was a liability of $1,524,900. At September 30, 2025, the fair value of the public warrants increased to $6,817,200. The change in fair value of $5,292,300 is reflected as a loss in the condensed statements of operations.

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

As of September 30, 2025, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

As of September 30, 2025
Gross proceeds	$358,800,000
Less:
Proceeds allocated to public warrants	(1,524,900)
Class A ordinary shares issuance costs	(24,140,108)
Plus:
Accretion for Class A ordinary shares to redemption amount	31,069,071
Class A ordinary shares subject to possible redemption	$364,204,063

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

Related Party Loans

Prior to the completion of the IPO, the Sponsor loaned the Company an aggregate of $231,901 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the IPO. As of September 30, 2025 and December 31, 2024, the outstanding balance on the Note was $0 and $172,901, respectively. The Note was repaid on May 5, 2025, after completion of the IPO and is no longer available after closing.

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

For the three months ending September 30, 2025 and 2024, the Company incurred and paid the affiliate $60,000 and $0, respectively.

For the nine months ending September 30, 2025 and 2024, the Company incurred and paid the affiliate $99,355 and $0, respectively.

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

The underwriter will also be entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the IPO held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, but such deferred underwriting discount shall be subject to pro-rata reduction based on the number of Class A ordinary shares redeemed by the Company’s public shareholders. Such deferred commissions will be subject to pro rata reduction based on the extent of redemptions that reduce the amount of the Trust Account at the time of the Company’s consummation of its initial business combination. The deferred commissions may be allocated to members of Financial Industry Regulatory Authority ("FINRA"), who have assisted in the consummation of the Company’s initial business combination, at the discretion of the Company.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 36,105,000 and -0- Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares in this offering) after this offering.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

7.	Public Shareholder Warrants

Pursuant to the Public Offering, on May 5, 2025, there were 8,970,000 warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

The warrants will become exercisable 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company is not registering the Class A Ordinary Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable following the closing of the initial business combination, but in no event later than twenty (20) business days after the closing of the initial business combination, the Company will use commercially reasonable efforts to file and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants, to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed; provided, that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

The Company accounts for the 8,970,000 warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and charges the costs associated with issuing such warrants to operations. The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of the IPO. Accordingly, the Company classified the warrants as a liability at their fair value and allocated a portion of the proceeds from the issuance of the Units to the warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

8. Fair Value Measurement

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used sin measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The Company has determined that warrants issued in connection with the IPO are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and will use observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. At September 30, 2025, there were observable transactions and adequate trading volume in the Company’s public warrants to provide a reliable indication of value. The Public Warrants were valued at $0.76 per warrant at September 30, 2025.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2025, is classified as Level 1 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2025, the aggregate value of the Public Warrants was approximately $6.8 million based on the closing price of GTENW on that date of $0.76 per warrant.

As of May 5, 2025, the aggregate value of the Public Warrants was approximately $1.5 million. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants at initial recording:

May 5, 2025
Implied Class A ordinary share price	$9.96
Exercise price	$11.5
Simulation term (years)	2.8
Risk-free rate (continuous)	3.76%
Selected volatility	5.00%

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$364,813,852	$364,813,852	$—	$—

Public warrants	$6,817,200	$6,817,200	$—	$—

	May 5
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$358,800,000	$358,800,000	$—	$—

Public warrants	$1,524,900	$—	$—	$1,524,900

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. On September 30, 2025, there were no movements in Levels.

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

				September 30,	December 31,
				2025	2024
Cash				$208,222	$2,774
Cash and investments held in Trust Account				$364,813,852	$-

	Three		Three	Nine	Nine
	Months Ended		Months Ended	Months Ended	Months Ended
	September 30, 2025		September 30, 2024	September 30, 2025	September 30, 2024
Professional fees and other expenses	$(338,040)	$		$(566,816)	$
Interest earned on investments held in Trust Account	$3,707,618		$-	$6,013,852	$-

Professional fees and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews professional fees and other expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Professional fees and other expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

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

Overview

Gores Holdings X, Inc. is a blank check company incorporated as a Cayman Islands exempted company on September 26, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses .

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination.

Results of Operations

For the three months ended September 30, 2025, the Company had a net loss of ($1,844,678) of which ($1,524,900) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the nine months ended September 30, 2025, the Company had net income of $52,765 of which ($5,292,300) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended September 30, 2024, the Company had no income or expenses.

For the nine months ended September 30, 2024, the Company had no income or expenses.

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

As indicated in the accompanying condensed unaudited financial statements, at September 30, 2025, the Company had $208,222 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of September 30, 2025, no amounts had accrued under this agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Warrant Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Warrants are deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 815.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended September 30, 2025 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended September 30, 2025. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Through September 30, 2025, we incurred $2,456,141 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

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

As of September 30, 2025, after giving effect to our Public Offering and our operations subsequent thereto, $364,813,852 was held in the Trust Account, and we had $208,222 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS X, INC.

Date: November 12, 2025	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)