Form 10-Q
period 2026-03-31
Gores Holdings X, Inc. / CI
filed 2026-05-13
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	March 31, 2026
	(unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$431,326	$619,576
Prepaid expenses	350,421	355,733
Total current assets	781,747	975,309
Cash and investments held in Trust Account	370,939,623	367,742,183
Total assets	$371,721,370	$368,717,492

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accrued expenses, formation and offering costs	$2,682,441	$2,686,141
Total current liabilities	2,682,441	2,686,141
Public warrants derivative liability	5,023,200	8,162,700
Advisory fee	10,764,000	10,764,000
Deferred underwriting compensation	10,764,000	10,764,000
Total liabilities	29,233,641	32,376,841

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 shares (at redemption value of $10.33 and $10.25 per share at March 31, 2026 and December 31, 2025, respectively)	370,712,123	367,642,183
Shareholders' deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 shares issued and outstanding, excluding 35,880,000 shares subject to possible redemption at March 31, 2026 and December 31, 2025	23	23
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)(2)	897	897
Additional paid-in capital	—	—
Accumulated deficit	(28,225,314)	(31,302,452)
Total shareholders' deficit	(28,224,394)	(31,301,532)
Total liabilities and shareholders' deficit	$371,721,370	$368,717,492

(1) On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Professional fees and other expenses	$(189,862)	$(54,039)
Net loss from operations	(189,862)	(54,039)
Change in fair value of public warrant liabilities	3,139,500	—
Other income - Interest earned on investments held in Trust Account	3,197,440	—
Net income/(loss)	$6,147,078	$(54,039)

Net income/(loss) per ordinary share:
Basic and diluted allocation of net income/(loss) including accretion of temporary equity of Class A redeemable ordinary shares	$4,893,115	$—
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	35,880,000	—
Basic and diluted net income/(loss) per share, Class A redeemable ordinary shares	$0.14	$—
Basic and diluted allocation of net income/(loss) including accretion of temporary equity of Class A non-redeemable ordinary shares	$30,684	$—
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	225,000	—
Basic and diluted net income/(loss) per share, Class A non-redeemable ordinary shares	$0.14	$—
Basic and diluted allocation of net income/(loss) including accretion of temporary equity of Class B ordinary shares	$1,223,279	$(54,039)
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	7,800,000
Basic and diluted net income/(loss) per share, Class B ordinary shares	$0.14	$(0.01)

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

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2026	225,000	$23	8,970,000	$897	$-	$(31,302,452)	$(31,301,532)
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(3,069,940)	(3,069,940)
Net income	-	-	-	-	-	6,147,078	6,147,078
Balance at March 31, 2026 (unaudited)	225,000	$23	8,970,000	$897	$-	$(28,225,314)	$(28,224,394)

	For the Three Months Ended March 31, 2025
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	-	$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	(54,039)	(54,039)
Balance at March 31, 2025 (unaudited)	-	$-	8,970,000	$897	$24,103	$(119,039)	$(94,039)

(1) On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture.

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income/(loss)	$6,147,078	$(54,039)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Interest reinvested in the Trust Account	(3,197,440)	—
Gain from change in fair value of public warrant liabilities	(3,139,500)	—
Changes in operating assets and liabilities:
Prepaid assets	5,312	—
Accrued expenses, formation and offering costs	(3,700)	54,039
Net cash used in operating activities	(188,250)	—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net change in cash	(188,250)	—
Cash at beginning of period	619,576	2,774
Cash at end of period	$431,326	$2,774

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$728,177

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequently searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business

Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the IPO, management has agreed that $10.00 per unit sold in the IPO, including proceeds of the sale of the Private Placement Shares, will be held in a trust account (“Trust Account”) and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination, subject to the limitations described herein, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned thereon (net of up to $600,000 per year withdrawn or eligible to be withdrawn to fund regulatory compliance requirements and other costs related thereto, working capital requirements, in each case subject to the limitations described herein, and/or to pay taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), divided by the number of then issued and outstanding public Class A ordinary shares, subject to applicable law. As further described in this prospectus, the amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering.

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

The Company has until May 5, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial Business Combination. If the Company is unable to complete its Business Combination by until May 5, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination May 5, 2027), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

If the Company anticipates that it may be unable to consummate its initial Business Combination within such 24-month (or 27-month) period, the Company may seek shareholder approval to amend its amended and restated memorandum and articles of association to further extend the date by which the Company must consummate its initial Business Combination. If the Company seeks shareholder approval for an extension, and the related amendments are implemented by the Company’s board of directors, holders of the Company’s public Class A ordinary shares will be offered an opportunity to redeem their shares, subject to applicable law. The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the IPO price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income/(loss) per ordinary share is calculated by dividing the net income/(loss) by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net income/(loss) per common share:
Numerator:
Basic and diluted allocation of net income/(loss) including accretion of temporary equity	$4,893,115	$30,684	$1,223,279	$-	$-	$(54,039)

Denominator:
Basic and diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	-	-	7,800,000
Basic and diluted net income/(loss) per common share	$0.14	$0.14	$0.14	$-	$-	$(0.01)

(1) On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture and excluded from diluted shares outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents held outside the Trust account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs amounted to $24,243,141, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,465,141 of other offering costs.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, offering costs allocated to the Private Placement Shares were charged to permanent equity, and offering costs allocated to the Public Warrants were charged as an expense as Public Warrants, after management's evaluation, were accounted for under liability treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Liquidity and Going Concern Consideration

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until May 5, 2027 (or August 4, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination in that time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at March 31, 2026 and December 31, 2025, the Company had current liabilities of $2,682,441 and $2,686,141, respectively, and working capital deficit of ($1,900,694) and ($1,710,832), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the trust account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the trust account may be released to the Company during the three month period that will begin 24 months from the closing of this offering if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of this offering), plus additional amounts of interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by May 5, 2027, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 5, 2027. Management has determined that the amount of time remaining to finalize a Business Combination, the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern.

3. Public Offering

Public Units

Pursuant to the Public Offering, on May 5, 2025, the Company sold 35,880,000 units at a price of $10.00 per unit (the “Units”), including 4,680,000 Units as a result of the underwriter's full exercise of its over-allotment option, generating gross proceeds of $358,800,000. Each whole warrant is exercisable to purchase one Class A ordinary share. Only whole warrants are exercisable. Each unit will consist of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant is exercisable to purchase one Class A ordinary share. Only whole warrants are exercisable. Each warrant will become exercisable 30 days after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary share issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances), in each case as described in the warrant agreement. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the period allotted, the warrants will expire at the end of such period. While the Company has registered the offer of the Class A ordinary shares issuable upon the exercise of the warrants under the Securities Act as part of the Registration Statement of which the prospectus forms a part, the prospectus cannot be used for the purpose of a future decision to exercise the warrants, and the Company does not plan on keeping a prospectus current until after the closing of the initial Business Combination in accordance with the terms of the warrant agreement.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2025 was a liability of $8,162,700. At March 31, 2026, the fair value of the public warrants decreased to $5,023,200. The change in fair value of $3,139,500 is reflected as a gain in the condensed statements of operations.

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

As of March 31, 2026, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

	As of March 31, 2026	As of December 31, 2025
Gross proceeds	$358,800,000	$358,800,000
Less:
Proceeds allocated to public warrants	(1,524,900)	(1,524,900)
Class A ordinary shares issuance costs	(24,140,108)	(24,140,108)
Plus:
Accretion for Class A ordinary shares to redemption amount	25,665,008	25,665,008
Remeasurement of carrying value to redemption value	11,912,123	8,842,183
Class A ordinary shares subject to possible redemption	$370,712,123	$367,642,183

4. Related Party Transactions

Founder Shares

On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. Up to 1,170,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. Pursuant to the Public Offering, the underwriter fully exercised its over-allotment option; therefore, the 1,170,000 shares are no longer subject to forfeiture. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding following the surrender on February 3, 2025 and dividend on May 1, 2025 was determined based on the total size of this offering of 35,880,000 shares (considering the exercise of the full underwriter’s over-allotment option), and therefore that such Founder Shares represents 20.00% of the outstanding shares after this offering (excluding the private placement shares).

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

For the three months ended March 31, 2026 and 2025, the Company incurred and paid the affiliate $60,000 and $0, respectively.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 36,105,000 Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares in this offering) after this offering.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

The Company has determined that warrants issued in connection with the IPO are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and will use observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. At March 31, 2026, there were observable transactions and adequate trading volume in the Company’s public warrants to provide a reliable indication of value. The Public Warrants were valued at $0.56 per warrant at March 31, 2026.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2026, is classified as Level 1 due to the use of observable inputs in an active market.

As of March 31, 2026, the aggregate value of the Public Warrants was approximately $5.0 million based on the closing price of GTENW on that date of $0.56 per warrant.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31
	2026	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$370,939,623	$370,939,623	$—	$—

Public warrants	$5,023,200	$5,023,200	$—	$—

	December 31
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$367,742,183	$367,742,183	$—	$—

Public warrants	$8,162,700	$—	$—	$8,162,700

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. Transfers can be found in the following table:

Public Warrants	Level	Value
Fair Value at 12/31/2025	3	$8,162,700
Change in Fair Value		(3,139,500)
Fair Value at 3/31/2026	1	5,023,200

9. Risk and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

The Company’s chief operating decision maker ("CODM") has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

	March 31,	December 31,
	2026	2025
Cash	$431,326	$619,576
Cash and investments held in Trust Account	$370,939,623	$367,742,183

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Professional fees and other expenses	$(189,862)	$
Interest earned on investments held in Trust Account	$3,197,440	$-

Professional fees and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews professional fees and other expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Professional fees and other expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Results of Operations

For the three months ended March 31, 2026, the Company had net income of $6,147,078 of which $3,139,500 was a non-cash gain related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at March 31, 2026, the Company had $431,326 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of March 31, 2026, no amounts had accrued under this agreement.

The underwriter is entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

The underwriter is entitled to a deferred underwriting discount of $10,764,000 (3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended March 31, 2026 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended March 31, 2026. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Through March 31, 2026, we incurred $2,456,141 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

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

As of March 31, 2026, after giving effect to our Public Offering and our operations subsequent thereto, $370,939,623 was held in the Trust Account, and we had $431,326 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS X, INC.

Date: May 12, 2026	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)