Form 10-Q
period 2026-06-30
Gores Holdings X, Inc. / CI
filed 2026-07-24
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

us

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

As of July 24, 2026, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	June 30, 2026
	(unaudited)	December 31, 2025
ASSETS:
Current assets:
Cash	$194,541	$619,576
Prepaid expenses	268,278	355,733
Total current assets	462,819	975,309
Investments held in Trust Account	374,141,338	367,742,183
Total assets	$374,604,157	$368,717,492

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$3,686,004	$2,686,141
Total current liabilities:	3,686,004	2,686,141
Public warrants derivative liability	6,637,800	8,162,700
Advisory fee	10,764,000	10,764,000
Deferred underwriting compensation	10,764,000	10,764,000
Total liabilities	31,851,804	32,376,841

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 shares (at redemption value of $10.42 and $10.25 per share at June 30, 2026 and December 31, 2025, respectively)	373,777,053	367,642,183
Shareholders' deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 shares issued and outstanding, excluding 35,880,000 shares subject to possible redemption, at June 30, 2026 and December 31, 2025	23	23
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	897	897
Additional paid-in capital	—	—
Accumulated deficit	(31,025,620)	(31,302,452)
Total shareholders' deficit	(31,024,700)	(31,301,532)
Total liabilities and shareholders' deficit	$374,604,157	$368,717,492

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Professional fees and other expenses	$(1,353,028)	$(174,737)	$(1,542,890)	$(228,776)
Net loss from operations	(1,353,028)	(174,737)	(1,542,890)	(228,776)
Change in fair value of public warrant liabilities	(1,614,600)	(3,767,400)	1,524,900	(3,767,400)
Allocated expense for warrant issuance cost	—	(101,971)	—	(101,971)
Other income - interest income	3,232,251	2,306,234	6,429,691	2,306,234
Net income/(loss)	$264,623	$(1,737,874)	$6,411,701	$(1,791,913)

Net loss per ordinary share:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	35,880,000	22,474,286	35,880,000	11,229,227
Basic net loss per share, Class A redeemable ordinary shares	$(0.06)	$(0.93)	$0.01	$(1.49)
Diluted net loss per share, Class A redeemable ordinary shares	$(0.06)	$(0.92)	$0.01	$(1.43)
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	225,000	140,934	225,000	70,856
Basic net loss per share, Class A non-redeemable ordinary shares	$(0.06)	$(0.93)	$0.01	$(1.49)
Diluted net loss per share, Class A non-redeemable ordinary shares	$(0.06)	$(0.92)	$0.01	$(1.43)
Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	8,532,857	8,970,000	8,168,453
Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	8,970,000	8,970,000	8,970,000
Basic net loss per share, Class B ordinary shares	$(0.06)	$(0.93)	$0.01	$(1.49)
Diluted net loss per share, Class B ordinary shares	$(0.06)	$(0.92)	$0.01	$(1.43)

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

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. The stock dividend has been retroactively reflected in the financial statements and accompanying notes. All share and per-share amounts presented herein have been retroactively restated to reflect the stock dividend.

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three and Six Months Ended June 30, 2026
	Class A Ordinary Shares			Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2026	225,000		$23	8,970,000	$897	$-	$(31,302,452)	$(31,301,532)
Accretion of Class A ordinary shares subject to possible redemption amount	-		-	-	-	-	(3,069,940)	(3,069,940)
Net income	-		-	-	-	-	6,147,078	6,147,078
Balance at March 31, 2026	225,000		23	8,970,000	897	-	(28,225,314)	(28,224,394)
Accretion for Class A ordinary shares to redemption amount	-		-	-	-	-	(3,064,929)	(3,064,929)
Net income	-		-	-	-	-	264,623	264,623
Balance at June 30, 2026	225,000		$23	8,970,000	$897	$-	$(31,025,620)	$(31,024,700)

	For the Three and Six Months Ended June 30, 2025
	Class A Ordinary Shares			Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	-		$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	-	(54,039)	(54,039)
Balance at March 31, 2025	-		$-	8,970,000	$897	$24,103	$(119,039)	$(94,039)
Proceeds from Class A Private Placement Shares	225,000	-	23	-	-	2,249,977	-	2,250,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(2,274,080)	(25,123,901)	(27,397,981)
Net loss	-		-	-	-	-	(1,737,874)	(1,737,874)
Balance at June 30, 2025	225,000		$23	8,970,000	$897	$-	$(26,980,814)	$(26,979,894)

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income/(loss)	$6,411,701	$(1,791,913)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Allocated expense for warrant issuance cost	—	101,971
Interest income reinvested in the Trust Account	(6,429,691)	(2,306,234)
Change in fair value of public warrant liabilities	(1,524,900)	3,767,400
Changes in operating assets and liabilities:
Prepaid assets	87,455	(540,253)
Accrued expenses, formation and offering costs	999,863	468,087
Net cash used in operating activities	(455,572)	(300,942)
Cash flows from investing activities:
Cash deposited in trust account	—	(358,800,000)
Cash withdrawn from Trust Account as tax and regulatory withdrawal	30,537	—
Net cash provided by/(used in) investing activities	30,537	(358,800,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	358,800,000
Proceeds from sale of Private Placement Shares to Sponsor	—	2,250,000
Deferred offering costs	—	(461,412)
Payment of accrued offering costs	—	(746,871)
Payment of underwriters’ discounts and commissions	—	(250,000)
Proceeds from notes payable — related party	—	59,000
Repayment of notes payable – related party	—	(231,901)
Net cash used in financing activities	—	(231,901)
Net change in cash	(425,035)	317,874
Cash at beginning of period	619,576	2,774
Cash at end of period	$194,541	$320,648

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$1,521,318
Advisory fee	—	10,764,000
Deferred underwriting compensation	—	10,764,000
Offering costs charged to additional paid in capital	—	2,390,141
Initial classification of warrant liability - public	—	1,524,900

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequently searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $24,243,141, consisting of a $250,000 of cash underwriting fee, $10,764,000 of a deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,465,141 of other offering costs.

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

The Company has until May 5, 2027 (or August 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial Business Combination. If the Company is unable to complete its Business Combination by until May 5, 2027 (or August 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination May 5, 2027), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income/(loss) per ordinary share is calculated by dividing the sum of the net income/(loss) and accretion for Class A ordinary shares to redemption amount by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of earnings per share to be allocated to the shares:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income/(loss)	$264,623	$(1,737,874)	$6,411,701	$(1,791,913)
Accretion for Class A ordinary shares to redemption amount	(3,064,930)	(27,222,982)	(6,134,870)	(27,222,982)
Allocation of net income/(loss) including accretion of temporary equity	$(2,800,307)	$(28,960,856)	$276,831	$(29,014,895)

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(2,229,063)	(13,978)	(557,266)	(20,896,139)	(131,038)	(7,933,679)
Diluted allocation of net loss including accretion of temporary equity	$(2,229,063)	$(13,978)	$(557,266)	$(20,606,934)	$(129,224)	$(8,224,697)

Denominator:
Basic weighted-average shares outstanding	35,880,000	225,000	8,970,000	22,474,286	140,934	8,532,857
Diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	22,474,286	140,934	8,970,000
Basic net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.93)	$(0.93)	$(0.93)
Diluted net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.92)	$(0.92)	$(0.92)

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B(1)(2)
Basic and diluted net income/(loss) per common share:
Numerator:
Basic allocation of net income/(loss) including accretion of temporary equity	220,359	1,382	55,090	(16,779,449)	(105,222)	(12,130,224)
Diluted allocation of net income/(loss) including accretion of temporary equity	$220,359	$1,382	$55,090	$(16,118,217)	$(101,076)	$(12,795,602)

Denominator:
Basic weighted-average shares outstanding	35,880,000	225,000	8,970,000	11,229,227	70,856	8,168,453
Diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	11,229,227	70,856	8,970,000
Basic net income/(loss) per common share	$0.01	$0.01	$0.01	$(1.49)	$(1.49)	$(1.49)
Diluted net income/(loss) per common share	$0.01	$0.01	$0.01	$(1.43)	$(1.43)	$(1.43)

(1) On May 5, 2025, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture and excluded from diluted shares outstanding. These shares were excluded from diluted shares outstanding while they remained subject to forfeiture, and that they ceased being contingently forfeitable upon the full exercise of the underwriters' over-allotment option on May 5, 2025.

(2) On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. The stock dividend has been retroactively reflected in the financial statements and accompanying notes. All share and per-share amounts presented herein have been retroactively restated to reflect the stock dividend.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents held outside the Trust account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs amounted to $24,243,141, consisting of $250,000 of a cash underwriting fee, $10,764,000 of a deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $2,465,141 of other offering costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Liquidity and Going Concern Consideration

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until May 5, 2027 (or August 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination in that time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the ordinary shares sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations.

In addition, at June 30, 2026 and December 31, 2025, the Company had current liabilities of $3,686,004 and $2,686,141, respectively, and working capital deficit of ($3,223,185) and ($1,710,832), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the trust account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the trust account may be released to the Company during the three month period that will begin 24 months from the closing of the IPO if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO), plus additional amounts of interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

Management has determined that the amount of time remaining to finalize a Business Combination that would result in a mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2025 was a liability of $8,162,700. At June 30, 2026, the fair value of the public warrants decreased to $6,637,800. The change in fair value of ($1,524,900) is reflected as a gain in the condensed statements of operations.

All of the 35,880,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Given the Class A ordinary shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

	As of June 30, 2026	As of December 31, 2025
Gross proceeds	$358,800,000	$358,800,000
Less:
Proceeds allocated to public warrants	(1,524,900)	(1,524,900)
Class A ordinary shares issuance costs	(24,140,108)	(24,140,108)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	25,665,008	25,665,008
Remeasurement of carrying value to redemption value	14,977,053	8,842,183
Class A ordinary shares subject to possible redemption	$373,777,053	$367,642,183

4. Related Party Transactions

Founder Shares

On June 30, 2023, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. Up to 1,170,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. Pursuant to the Public Offering, the underwriter fully exercised its over-allotment option; therefore, the 1,170,000 shares are no longer subject to forfeiture. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding following the surrender on February 3, 2025 and dividend on May 1, 2025 was determined based on the total size of the IPO of 35,880,000 shares (considering the exercise of the full underwriter’s over-allotment option), and therefore that such Founder Shares represents 20.00% of the outstanding shares after the IPO (excluding the private placement shares).

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

For the three months ended June 30, 2026 and 2025, the Company incurred and paid the affiliate $60,000 and $39,355, respectively.

For the six months ended June 30, 2026 and 2025, the Company incurred and paid the affiliate $120,000 and $39,355, respectively.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 36,105,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares after the IPO.)

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

The Company has determined that warrants issued in connection with the IPO are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and will use observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1, Level 2, and Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Warrants are measured at fair value on a recurring basis.

As of June 30, 2026, the aggregate value of the Public Warrants was approximately $6.6 million at $0.74 per warrant using GTENW trading prices as well as other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30
	2026	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$374,141,338	$374,141,338	$—	$—

Public warrants	$6,637,800	$—	$6,637,800	$—

	December 31
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$367,742,183	$367,742,183	$—	$—

Public warrants	$8,162,700	$—	$—	$8,162,700

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. Transfers can be found in the following table:

Public Warrants	Level	Value
Fair Value at 12/31/2025	3	$8,162,700
Change in Fair Value		(3,139,500)
Fair Value at 3/31/2026	1	5,023,200
Change in Fair Value		1,614,600
Fair Value at 6/30/2026	2	6,637,800

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income/(loss) that also is reported on the unaudited condensed statements of operations as net income/(loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income/(loss) and total assets, which include the following:

			June 30,	December 31,
			2026	2025
Cash			$194,541	$619,576
Investments held in Trust Account			$374,141,338	$367,742,183

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Professional fees and other expenses	$(1,353,028)	$(174,737)	$(1,542,890)	$(228,776)
Interest earned on investments held in Trust Account	$3,232,251	$2,306,234	$6,429,691	$2,306,234

During the period presented, the Company generated non-operating income primarily consisting of interest income earned on cash and investments held in the Trust Account. Pursuant to the Trust Agreement, up to $600,000 per year may be released to the Company to fund working capital requirements, subject to the limitations described in the prospectus, as well as amounts needed to pay its tax obligations, and up to $100,000 of interest may be released to pay dissolution expenses if the Company is unable to complete an initial Business Combination.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q. References to the “Company,” “our,” “us” or “we” refer to Gores Holdings X, Inc., a blank check company incorporated as a Cayman Islands exempted company on June 26, 2023. References to our “Sponsor” refer to Gores Sponsor X LLC, an affiliate of Mr. Alec E. Gores, our Chairman. References to “Gores” or “The Gores Group” refer to The Gores Group LLC, an affiliate of our Sponsor. References to our “Public Offering” refer to the initial public offering of Gores Holdings X, Inc., which closed on May 5, 2025 (the “IPO Closing Date”).

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

We presently have no revenue, have had losses from operations since inception and have had no operations other than the active solicitation of a target business with which to complete a Business Combination.

Results of Operations

For the three months ended June 30, 2026, the Company had net income of $264,623, of which ($1,614,600) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended June 30, 2025, the Company had a net loss of ($1,737,874), of which ($3,767,400) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the six months ended June 30, 2026, the Company had net income of $6,411,701, of which $1,524,900 was a non-cash gain related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the six months ended June 30, 2025, the Company had a net loss of ($1,791,913), of which ($3,767,400) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at June 30, 2026, the Company had $194,541 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2026, no amounts had accrued under this agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended June 30, 2026 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended June 30, 2026. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 30, 2023c, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration of 11,500,000 Founder Shares. On February 3, 2025, the Sponsor surrendered for no consideration 4,025,000 Founder Shares. On May 1, 2025, the Company effected a stock dividend with respect to its Class B ordinary shares of 1,495,000 shares thereof, resulting in an aggregate of 8,970,000 outstanding shares of Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. The number of Founder Shares outstanding following the surrender on February 3, 2025 and dividend on May 1, 2025 was determined based on the total size of the IPO of 35,880,000 shares (considering the exercise of the full underwriter’s over-allotment option), and therefore that such Founder Shares represents 20.00% of the outstanding shares after the IPO (excluding the private placement shares).

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

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Shares were $360,800,000, of which $358,800,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the trustee.

Through June 30, 2026, we incurred $2,465,141 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

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

As of June 30, 2026, after giving effect to our Public Offering and our operations subsequent thereto, $374,141,338 was held in the Trust Account, and we had $194,541 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS X, INC.

Date: July 24, 2026	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)