Form 10-Q
period 2026-09-30
Gores Holdings X, Inc. / CI
filed 2026-11-09
CIK 1986817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N

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

As of November 9, 2026, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GORES HOLDINGS X, INC.

CONDENSED BALANCE SHEETS

	September 30, 2026
	(unaudited)	December 31, 2025
ASSETS:
Current assets:
Cash	$96,523	$619,576
Prepaid expenses	178,656	355,733
Total current assets	275,179	975,309
Investments held in Trust Account	377,503,360	367,742,183
Total assets	$377,778,539	$368,717,492

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$5,551,756	$2,686,141
Total current liabilities:	5,551,756	2,686,141
Public warrants derivative liability	4,933,500	8,162,700
Advisory fee	10,764,000	10,764,000
Deferred underwriting compensation	10,764,000	10,764,000
Total liabilities	32,013,256	32,376,841

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 shares (at redemption value of $10.51 and $10.25 per share at September 30, 2026 and December 31, 2025, respectively)	377,148,225	367,642,183
Shareholders' deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 shares issued and outstanding, excluding 35,880,000 shares subject to possible redemption, at September 30, 2026 and December 31, 2025	23	23
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	897	897
Additional paid-in capital	—	—
Accumulated deficit	(31,383,862)	(31,302,452)
Total shareholders' deficit	(31,382,942)	(31,301,532)
Total liabilities and shareholders' deficit	$377,778,539	$368,717,492

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three		Nine	Nine
	Months Ended	Months Ended		Months Ended	Months Ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Professional fees and other expenses	$(2,053,391)	$(338,040)		$(3,596,280)	$(566,816)
Net loss from operations	(2,053,391)	(338,040)		(3,596,280)	(566,816)
Change in fair value of public warrant liabilities	1,704,300	(1,524,900)		3,229,200	(5,292,300)
Allocated expense for warrant issuance cost	—	(1,062)		—	(103,033)
Other income - interest income	3,362,022	3,707,618		9,791,712	6,013,852
Net income	$3,012,931	$1,843,616		$9,424,632	$51,703

Net loss per ordinary share:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	35,880,000	35,880,000		35,880,000	19,582,857
Basic net loss per share, Class A redeemable ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10)
Diluted net loss per share, Class A redeemable ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10)
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	225,000	225,000		225,000	122,802
Basic net loss per share, Class A non-redeemable ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10)
Diluted net loss per share, Class A non-redeemable ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10)
Basic weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	8,970,000		8,970,000	8,438,571
Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	8,970,000	8,970,000		8,970,000	8,438,571 *
Basic net loss per share, Class B ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10)
Diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.04)	*	$(0.00)	$(1.10) *

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

* As restated. Amounts for the three and nine months ended September 30, 2025 so designated have been restated to correct errors in the calculation of net loss per ordinary share and, for the nine months ended September 30, 2025, the diluted weighted average number of Class B ordinary shares outstanding. See “Correction of an Error” in the notes to the unaudited, interim, condensed financial statements.

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three and Nine Months Ended September 30, 2026
	Class A Ordinary Shares			Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2026	225,000		$23	8,970,000	$897	$-	$(31,302,452)	$(31,301,532)
Accretion of Class A ordinary shares subject to possible redemption amount	-		-	-	-	-	(3,069,940)	(3,069,940)
Net income	-		-	-	-	-	6,147,078	6,147,078
Balance at March 31, 2026	225,000		23	8,970,000	897	-	(28,225,314)	(28,224,394)
Accretion for Class A ordinary shares to redemption amount	-		-	-	-	-	(3,064,929)	(3,064,929)
Net income	-		-	-	-	-	264,623	264,623
Balance at June 30, 2026	225,000		$23	8,970,000	$897	$-	$(31,025,620)	$(31,024,700)
Accretion for Class A ordinary shares to redemption amount	-		-	-	-	-	(3,371,173)	(3,371,173)
Net income	-		-	-	-	-	3,012,931	3,012,931
Balance at September 30, 2026	225,000		$23	8,970,000	$897	$-	$(31,383,862)	$(31,382,942)

	For the Three and Nine Months Ended September 30, 2025
	Class A Ordinary Shares			Class B Ordinary Shares(1)(2)		Additional	Accumulated	Shareholders'
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2025	-		$-	8,970,000	$897	$24,103	$(65,000)	$(40,000)
Net loss	-	-	-	-	-	-	(54,039)	(54,039)
Balance at March 31, 2025	-		$-	8,970,000	$897	$24,103	$(119,039)	$(94,039)
Proceeds from Class A Private Placement Shares	225,000	-	23	-	-	2,249,977	-	2,250,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(2,274,080)	(25,123,901)	(27,397,981)
Net loss	-		-	-	-	-	(1,737,874)	(1,737,874)
Balance at June 30, 2025	225,000		$23	8,970,000	$897	$-	$(26,980,814)	$(26,979,894)
Accretion for Class A ordinary shares to redemption amount	-		-	-	-	-	1,062	1,062
Increase in redemption value of Class A Common Stock subject to redemption	-		-	-	-	-	(3,597,152)	(3,597,152)
Net income	-		-	-	-	-	1,843,616	1,843,616
Balance at September 30, 2025	225,000		$23	8,970,000	$897	$-	$(28,733,288)	$(28,732,368)

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

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS X, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net income	$9,424,632	$51,703
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Allocated expense for warrant issuance cost	—	103,033
Interest income reinvested in the Trust Account	(9,791,712)	(6,013,852)
Change in fair value of public warrant liabilities	(3,229,200)	5,292,300
Changes in operating assets and liabilities:
Prepaid assets	177,077	(447,993)
Accrued expenses, formation and offering costs	2,865,615	601,441
Net cash used in operating activities	(553,588)	(413,368)
Cash flows from investing activities:
Cash deposited in trust account	—	(358,800,000)
Cash withdrawn from Trust Account as tax and regulatory withdrawal	30,535	—
Net cash provided by/(used in) investing activities	30,535	(358,800,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	358,800,000
Proceeds from sale of Private Placement Shares to Sponsor	—	2,250,000
Deferred offering costs	—	(461,412)
Payment of accrued offering costs	—	(746,871)
Payment of underwriters’ discounts and commissions	—	(250,000)
Proceeds from notes payable — related party	—	59,000
Repayment of notes payable – related party	—	(231,901)
Net cash used in financing activities	—	359,418,816
Net change in cash	(523,053)	205,448
Cash at beginning of period	619,576	2,774
Cash at end of period	$96,523	$208,222

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$1,521,318
Advisory fee	—	10,764,000
Deferred underwriting compensation	—	10,764,000
Offering costs charged to additional paid in capital	—	2,362,108
Initial classification of warrant liability - public	—	1,524,900

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2023 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequently searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company has until May 5, 2027 (or August 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. As a result, as described in more detail in the prospectus, The Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial Business Combination. If the Company is unable to complete its Business Combination by May 5, 2027 (or August 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination by May 5, 2027), or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the IPO, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the sum of the net loss and accretion for Class A ordinary shares to redemption amount by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of earnings per share to be allocated to the shares:

	Three	Three		Nine	Nine
	Months Ended	Months Ended		Months Ended	Months Ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Net income	$3,012,931	$1,843,616		$9,424,632	$51,703
Accretion for Class A ordinary shares to redemption amount	(3,371,173)	(3,597,152)	*	(9,506,042)	(31,069,071)
Allocation of net loss including accretion of temporary equity	$(358,242)	$(1,753,536)	*	$(81,410)	$(31,017,368)

* As restated. Amounts for the three months ended September 30, 2025 so designated have been restated to correct errors in the calculation of net loss per ordinary share. See “Correction of an Error” in the notes to the unaudited, interim, condensed financial statements.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable		Class A Non-redeemable		Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(285,163)	(1,788)	(71,291)	(1,395,826)	*	(8,753)	*	(348,957)	*
Diluted allocation of net loss including accretion of temporary equity	$(285,163)	$(1,788)	$(71,291)	$(1,395,826)	*	$(8,753)	*	$(348,957)	*

Denominator:
Basic weighted-average shares outstanding	35,880,000	225,000	8,970,000	35,880,000		225,000		8,970,000
Diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	35,880,000		225,000		8,970,000
Basic net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.04)	*	$(0.04)	*	$(0.04)	*
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.04)	*	$(0.04)	*	$(0.04)	*

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable		Class A Non-redeemable		Class B(1)(2)
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(64,803)	(406)	(16,201)	(21,581,996)		(135,339)		(9,300,033)
Diluted allocation of net loss including accretion of temporary equity	$(64,803)	$(406)	$(16,201)	$(21,581,996)	*	$(135,339)	*	$(9,300,033)	*

Denominator:
Basic weighted-average shares outstanding	35,880,000	225,000	8,970,000	19,582,857		122,802		8,438,571
Diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	19,582,857		122,802		8,438,571	*
Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(1.10)		$(1.10)		$(1.10)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(1.10)	*	$(1.10)	*	$(1.10)	*

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

* As restated. Amounts for the three and nine months ended September 30, 2025 so designated have been restated to correct errors in the calculation of net loss per ordinary share and, for the nine months ended September 30, 2025, the diluted weighted average number of Class B ordinary shares outstanding. See “Correction of an Error” in the notes to the unaudited, interim, condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents held outside the Trust account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In addition, at September 30, 2026 and December 31, 2025, the Company had current liabilities of $5,551,756 and $2,686,141, respectively, and working capital deficit of ($5,276,577) and ($1,710,832), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the trust account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the trust account may be released to the Company during the three month period that will begin 24 months from the closing of the IPO if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO), plus additional amounts of interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

Correction of an Error

The Company identified errors in the calculation of net income (loss) per ordinary share for the three and nine months ended September 30, 2025, as previously reported in the Company's Quarterly Report on Form 10-Q for that period. For the three months ended September 30, 2025, the calculation used year-to-date accretion of Class A ordinary shares subject to possible redemption of $31,069,071 rather than accretion for the three-month period of $3,597,152. As a result, basic and diluted net loss per share for each class of ordinary shares was previously reported as $(0.65) and has been restated to $(0.04).

For the nine months ended September 30, 2025, the diluted weighted average number of Class B ordinary shares outstanding was previously reported as 8,970,000 and has been restated to 8,438,571. As a result, diluted net loss per Class B ordinary share was previously reported as $(1.08) and has been restated to $(1.10). Basic net loss per share of $(1.10) for the nine months ended September 30, 2025 was not affected.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” management evaluated the errors and concluded that they are material to the previously issued financial statements for the three months ended September 30, 2025. Accordingly, the comparative 2025 amounts presented in these financial statements have been restated and are identified as "As restated." The errors had no impact on the Company's balance sheets, net income, statements of changes in shareholders' deficit, statements of cash flows, the amount held in the Trust Account, or the redemption value of the Class A ordinary shares. The following summarizes the effect of the revision on each financial statement and EPS line item:

	For the Three Months Ended September 30, 2025 (As Reported)					For the Three Months Ended September 30, 2025 (As Restated)			Change
	Class A Redeemable	Class A Non-redeemable		Class B		Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(23,263,657)		(145,884)		(5,815,914)	(1,395,826)	(8,753)	(348,957)	21,867,831	137,131	5,466,957
Diluted allocation of net loss including accretion of temporary equity	$(23,263,657)		$(145,884)		$(5,815,914)	$(1,395,826)	$(8,753)	$(348,957)	$21,867,831	137,131	5,466,957

Denominator:
Basic weighted-average shares outstanding	35,880,000		225,000		8,970,000	35,880,000	225,000	8,970,000	-	-	-
Diluted weighted-average shares outstanding	35,880,000		225,000		8,970,000	35,880,000	225,000	8,970,000	-	-	-
Basic net loss per common share	$(0.65)		$(0.65)		$(0.65)	$(0.04)	$(0.04)	$(0.04)	$0.61	$0.61	$0.61
Diluted net loss per common share	$(0.65)	-	(0.65)	-	(0.65)	$(0.04)	$(0.04)	$(0.04)	$0.61	$0.61	$0.61

	For the Nine Months Ended September 30, 2025 (As Reported)					For the Nine Months Ended September 30, 2025 (As Restated)			Change
	Class A Redeemable	Class A Non-redeemable		Class B		Class A Redeemable	Class A Non-redeemable	Class B	Class A Redeemable	Class A Non-redeemable	Class B
Basic and diluted net loss per common share:
Numerator:
Basic allocation of net loss including accretion of temporary equity	(21,581,996)		(135,339)		(9,300,033)	(21,581,996)	(135,339)	(9,300,033)	-	-	-
Diluted allocation of net loss including accretion of temporary equity	$(21,182,030)		$(132,830)		$(9,702,507)	$(21,581,996)	(135,339)	(9,300,033)	$(399,966)	(2,509)	402,474

Denominator:
Basic weighted-average shares outstanding	19,582,857		122,802		8,438,571	19,582,857	122,802	8,438,571	-	-	-
Diluted weighted-average shares outstanding	19,582,857		122,802		8,970,000	19,582,857	122,802	8,438,571	-	-	(531,429)
Basic net loss per common share	$(1.10)	-	(1.10)	-	(1.10)	$(1.10)	$(1.10)	$(1.10)	$-	$-	$-
Diluted net loss per common share	$(1.08)		$(1.08)		$(1.08)	$(1.10)	$(1.10)	$(1.10)	$(0.02)	$(0.02)	$(0.02)

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2025 was a liability of $8,162,700. At September 30, 2026, the fair value of the public warrants decreased to $4,933,500. The change in fair value of ($3,229,200) is reflected as a gain in the condensed statements of operations.

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

As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

	As of September 30, 2026	As of December 31, 2025
Gross proceeds	$358,800,000	$358,800,000
Less:
Proceeds allocated to public warrants	(1,524,900)	(1,524,900)
Class A ordinary shares issuance costs	(24,140,108)	(24,140,108)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	44,013,233	34,507,191
Class A ordinary shares subject to possible redemption	$377,148,225	$367,642,183

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

Sponsor Loans

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

For the three months ended September 30, 2026 and 2025, the Company incurred and paid the affiliate $60,000 and $60,000, respectively.

For the nine months ended September 30, 2026 and 2025, the Company incurred and paid the affiliate $180,000 and $99,355, respectively.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 36,105,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares after the IPO.)

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

As of September 30, 2026, the aggregate value of the Public Warrants was approximately $4.9 million at $0.55 per warrant using GTENW trading prices as well as other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date.

As of December 31, 2025, the aggregate value of the Public Warrants was approximately $8.2 million based on the closing price of GTENW of $0.91 per warrant as well as other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30
	2026	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$377,503,360	$377,503,360	$—	$—

Public warrants	$4,933,500	$—	$4,933,500	$—

	December 31
	2025	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$367,742,183	$367,742,183	$—	$—

Public warrants	$8,162,700	$—	$8,162,700	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. Transfers can be found in the following table:

Public Warrants	Level	Value
Fair Value at 12/31/2025	2	$8,162,700
Change in Fair Value		(3,139,500)
Fair Value at 3/31/2026	1	$5,023,200
Change in Fair Value		1,614,600
Fair Value at 6/30/2026	2	$6,637,800
Change in Fair Value		(1,704,300)
Fair Value at 9/30/2026	2	$4,933,500

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

			September 30,	December 31,
			2026	2025
Cash			$96,523	$619,576
Investments held in Trust Account			$377,503,360	$367,742,183

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Professional fees and other expenses	$(2,053,391)	$(338,040)	$(3,596,280)	$(566,816)
Interest earned on investments held in Trust Account	$3,362,022	$3,707,618	$9,791,712	$6,013,852

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

Overview

Gores Holdings X, Inc. is a blank check company incorporated as a Cayman Islands exempted company on June 26, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

We presently have no revenue, have had losses from operations since inception and have had no operations other than the active solicitation of a target business with which to complete a Business Combination.

Results of Operations

For the three months ended September 30, 2026, the Company had net income of $3,012,931, of which $1,704,300 was a non-cash gain related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

For the three months ended September 30, 2025, the Company had net income of $1,843,616, of which ($1,524,900) was a non-cash loss related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

For the nine months ended September 30, 2026, the Company had net income of $9,424,632, of which $3,229,200 was a non-cash gain related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

For the nine months ended September 30, 2025, the Company had net income of $51,703, of which ($5,292,300) was a non-cash loss related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at September 30, 2026, the Company had $96,523 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

As of September 30, 2026, $377,503,360 was held in the Trust Account for the purposes of consummating our Business Combination.

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

In addition, at September 30, 2026 and December 31, 2025, the Company had current liabilities of $5,551,756 and $2,686,141, respectively, and working capital deficit of ($5,276,577) and ($1,710,832), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the trust account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the trust account may be released to the Company during the three month period that will begin 24 months from the closing of the IPO if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of the IPO), plus additional amounts of interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the

Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of September 30, 2026, no amounts had accrued under this agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended September 30, 2026 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended September 30, 2026. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. In connection with this evaluation, management considered the errors identified in the calculation of net income (loss) per ordinary share for the three and nine months ended September 30, 2025, as previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, and as described in Note 2, "Correction of an Error," to our unaudited condensed financial statements included in this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to a deficiency in the operation of our review control over the calculation of net income/(loss) per ordinary share. Management has concluded that this deficiency does constitute a material weakness in our internal control over financial reporting.

In light of this deficiency, management performed additional analysis and procedures to ensure that the unaudited condensed financial statements included in this Quarterly Report were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Notwithstanding the existence of this material weakness, management has concluded that there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation

The errors described in Note 2 resulted from mechanical errors in the calculation of net income/(loss) per ordinary share. These were the use of year-to-date rather than quarter-to-date accretion of Class A ordinary shares subject to possible redemption in allocating income among the classes of ordinary shares, and an error in the computation of diluted weighted-average Class B ordinary shares. Subsequent to September 30, 2026, management enhanced its review of the net income/(loss) per ordinary share calculation to address these errors. The enhanced review includes (i) a reconciliation of the numerator to reported net income and to the accretion recorded in the statement of changes in shareholders' deficit for the applicable period; (ii) a review of the diluted weighted-average share computation for each class of ordinary shares; and (iii) documented review and approval by the Chief Financial Officer. Management applied the enhanced review procedures to the calculation of net income/(loss) per ordinary share included in this Quarterly Report.

Management believes these measures will remediate the deficiency. However, the deficiency will not be considered remediated until the enhanced control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. Management expects to complete this evaluation in connection with the preparation of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026. Management will continue to monitor the effectiveness of these procedures and may take additional measures as appropriate.

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

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

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

Through September 30, 2026, we incurred $2,465,141 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $10,764,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated.

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

As of September 30, 2026, after giving effect to our Public Offering and our operations subsequent thereto, $377,503,360 was held in the Trust Account, and we had $96,523 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS X, INC.

Date: November 9, 2026	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

GORES HOLDINGS X, INC.

Date: November 9, 2026	By:	/s/ Andrew McBride
Andrew McBride
Chief Financial Officer
(Duly Authorized Officer)